Form 10-K
period 2003-12-31
GS MORTGAGE SECURITIES CORP LOAN TRUST 2003-6F
filed 2004-03-26
CIK 1251050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

[ ]      Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                                      Commission File Number  333-100818-11

                         GS MORTGAGE SECURITIES CORP
             (Exact name of registrant as specified in its charter)


       Delaware                                       13-6357101
 (State or other jurisdiction of               (IRS Employer Identification No.)
     incorporation)

85 Broad Street
New York, NY                                                    10004
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code :  (212) 902-1000

                         GSR Mortgage Loan Trust 2003-6F
               Mortgage Pass-Through Certificates, Series 2003-6F
            (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

                   Documents incorporated by reference: None

GSR Mortgage Loan Trust 2003-6F
Mortgage Pass-Through Certificates, Series 2003-6F
-----------------------------------------------------------------------
PART I

Item 1.  Business

         Not Applicable.

Item 2.  Properties

         Not Applicable.

Item 3.  Legal Proceedings

     The Registrant is not aware of any material legal proceeding with respect to the Company, the Servicer or the Trustee, as related to the Trust.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote or consent of Holders of the Offered Certificates during the fiscal year covered by this report.


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Trust does not issue stock. There is currently no established secondary market for the Certificates. As of December 31, 2003, the number of holders of each Class of Offered Certificates was 25.

Item 6.  Selected Financial Data

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations

         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data

         Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

Item 9A. Controls and Procedures.

         Not Applicable.
                                      -2-

PART III

Item 10. Directors and Executive Officers of the Registrant

         Not Applicable.

Item 11. Executive Compensation

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Not Applicable.

Item 13. Certain Relationships and Related Transactions

         No reportable transactions have occurred.

Item 14. Principal Accounting Fees and Services

         Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Not applicable.

(b) Reports on Form 8-K: The following Current Reports on Form 8-K with respect to the Trust were filed by the Registrant for the last quarter of 2003.

    Current Reports on Form 8-K dated October 27, 2003, November 25, 2003, and December 26, 2003 were filed for the purpose of filing the Monthly Statement sent to the Holders of the Offered Certificates for payments made on the same date. The items reported in such Current Report were
    Item 5 and Item 7.

(c) Exhibits to this report.

     Annual Independent Accountants' Servicing Report concerning servicing activities filed as Exhibit 99.1 hereto.

     Report of Management as to Compliance with Minimum Servicing Standards for filed as Exhibit 99.2 herto.

     Annual  Statement as to Compliance  filed as Exhibit 99.3 hereto.

d) Not applicable.

GSR Mortgage Loan Trust 2003-6F
Mortgage Pass-Through Certificates, Series 2003-6F
-----------------------------------------------------------------------

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  March 26, 2004            By:       Janet Bell
      ----------------------             --------------------------------------
                                  Name:  Janet Bell
                                 Title:  Chief Executive Officer

                            DEPOSITOR CERTIFICATION

     Re: GSR Mortgage Loan Trust 2003-6F (the "Trust") Mortgage Pass-Through Certificates, Series 2003-6F, issued pursuant to the Trust Agreement, dated as of May 1, 2003 (the "Trust Agreement"), among JPMorgan Chase Bank, as trustee (the "Trustee"), and GS Mortgage Securities Corp., as depositor (the "Depositor"), and serviced by Wells Fargo Home Mortgage, Inc.(the "Servicer") pursuant to the respective servicing agreement (the "Servicing Agreement").

I, Janet Bell , certify that:

     1. I have reviewed this annual report on Form 10-K ("Annual Report"), and all reports on Form 8-K containing distribution reports (collectively with this Annual Report, the "Reports") filed in respect of periods included in the year covered by this Annual Report, of the Trust;

     2. Based on my knowledge, the information in the Reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this Annual Report;

     3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicers under the Trust Agreement and Servicing Agreements, for inclusion in the Reports is included in the Reports;

     4. Based on my knowledge and upon the annual compliance statement included in this Annual Report and required to be delivered to the Trustee in accordance with the terms of the Servicing Agreements, and except as disclosed in the Reports, the Servicers have fulfilled their obligations under the Servicing Agreements; and

     5. The Reports disclose all significant deficiencies relating to the Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Trust Agreement, that is included in the Reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: the Trustee and the Servicer.

    Date:
           --------------------------------

       By:
            --------------------------------------
     Name:  Janet Bell
     Title: Chief Executive Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit     Description

99.1      Annual  Independent  Accountants'  Servicing  Report

          Wells Fargo Home  Mortgage,  Inc., as Servicer

99.2      Report of Management as to Compliance with Minimum Servicing Standards

          Wells Fargo Home  Mortgage,  Inc., as Servicer

99.3      Annual Statement as to Compliance

          Wells Fargo Home  Mortgage,  Inc., as Servicer

                                  EXHIBIT 99.1
                Annual Independent Accountants' Servicing Report
                        -------------------------------
KPMG
2500 Ruan Center
666 Grand Avenue
Des Moines, IA  50309


                        INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors
Wells Fargo Home Mortgage, Inc.:


     We have examined management's assertion dated February 25, 2004 that Wells Fargo Home Mortgage, Inc. (the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2003. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

     Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

     In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003, is fairly stated, in all material respects.


By:  /s/  KPMG
--------------------
     KPMG

February 25, 2004

                                  EXHIBIT 99.2
     Report of Management as to Compliance with Minimum Servicing Standards
                                  -----------


Wells Fargo Home Mortgage Inc.
1 Home Campus
Des Moines, IA  50328-0001



MANAGEMENT ASSERTION

     As of and for the year ended December 31, 2003, Wells Fargo Home Mortgage, Inc. has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Wells Fargo Home Mortgage, Inc. had in effect a fidelity bond along with an errors and omissions policy in the amount of $100 million and $20 million, respectively.



By:  /s/ Pete Wissinger                         February 25, 2004
     --------------------------
     Pete Wissinger
     Chief Executive Officer

By:  /s/ Michael J. Heid                        February 25, 2004
     --------------------------
     Michael J. Heid
     Chief Financial Officer
     Executive Vice President

By:  /s/ Michael Lepore                         February 25, 2004
     --------------------------
     Michael Lepore
     Executive Vice President
     Loan Servicing

By:  /s/ Robert Caruso                          February 25, 2004
     --------------------------
     Robert Caruso
     Executive Vice President
     Servicing Operations

                                  EXHIBIT 99.3
                        Annual Statement as to Compliance
                        -------------------------------

Wells Fargo Home Mortgage, Inc.
1 Home Campus
Des Moines, IA  50328-0001

January 30, 2004

Re:  2003 Annual Certification

     We hereby certify to the best of our knowledge and belief that for the calendar year 2003:

1. All real estate taxes, bond assessments and other lienable items have been paid.

2. All FHA mortgage insurance, private mortgage insurance premiums, and flood insurance have been paid (if applicable).

3. Hazard insuranace policies held by us meet the requirements as specified in the servicing agreement, or those of a normal lender if not specified, and those premiums due have been paid.

4.   We have made all property inspections as required.

5.   Fidelity bond and Errors and Omissions insurance coverage currently exists.

6. That the Officer signing this certificate has reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing
     Agreement and/or Seller/Servicer Guide or similar agreements and to the best of this officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations of such agreement throughout the year.

Sincerely,

/s/ John B. Brown
--------------------
John B. Brown
Vice President
Wells Fargo Home Mortgage, Inc.